Form 10QSB
period 1999-12-31
MENDOCINO PARTNERS INC
filed 2000-02-04
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999

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

                                          Yes                No    X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                       ---------------------
Title of Class                                     Number of Shares outstanding
                                                         at December 31, 1999



Transitional Small Business Format     Yes            No    X

No exhibits included.



                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,        December 31,
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




                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              1999             1998               1999                 1998       December 31, 1999





REVENUES                                $                 $                 $                     $                   $



OPERATING EXPENSES

  General and Administrative                       750                                                                         1,851
  Amortization                                                        24                                     12                1,015


TOTAL OPERATING EXPENSES                           750                24                                     12              (2,866)


NET (LOSS)                                       (750)              (24)                          $        (12)       $      (2,866)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $                     $       (Nil)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.




                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              1999             1998               1999                 1998        December 31, 1999



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (750)    $         (24)    $                     $          12       $      (2,866)

  Add item not requiring the
   use of cash - amortization                                                                                12                1,015

  Increase (decrease) in accounts
   payable                                         750                24                                                       1,851



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1999, the results of operations for the three and six months ended December 31, 1999 and 1998, and the cash flows for the three and six months ended December 31, 1999 and 1998.

         Reference is made to the Company's Form 10SB. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2000.

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


                                            MENDOCINO PARTNERS, INC.



Date:     January 31, 2000                                    By:/s/ Jehu Hand
                                                                 -------------
                                               President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                 authorized officer)