Form 10QSB
period 2000-12-31
MENDOCINO PARTNERS INC
filed 2001-04-05
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                   1,000,000
----------------------------------                         --------------------
Title of Class                                      Number of Shares outstanding
                                                           at December 31, 2000



Transitional Small Business Format     Yes            No    X

No exhibits included.


                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,        December 31,
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



                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999       December 31, 2000





REVENUES                                $                 $                 $                     $                   $



OPERATING EXPENSES

  General and Administrative                                         750                                                       2,008
  Amortization                                                                                                                 1,015


TOTAL OPERATING EXPENSES                                             750                                                     (3,023)


NET (LOSS)                                                         (750)                          $                   $      (3,023)

NET (LOSS) PER SHARE                    $                 $        (Nil)    $                     $                   $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.



                            MENDOCINO PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999       December 31, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $                 $        (750)    $                     $                   $      (3,023)

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

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000, the results of operations for the three and six months ended December 31, 2000 and 1999, and the cash flows for the three and six months ended December 31, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended June 30, 2000. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

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


                                                MENDOCINO PARTNERS, INC.



Date:     January 31, 2001                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                              and accounting officer and duly
                                                          authorized officer)