Form 10QSB
period 2003-09-30
MENDOCINO PARTNERS INC
filed 2003-11-21
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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
(State or other Jurisdiction of                         I.R.S. Employer Identii
                                                                   fication No.)

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                          1,000,000
----------------------------------                       ---------------------
Title of Class                                     Number of Shares outstanding
                                                           at September 30, 2003


Transitional Small Business Format     Yes            No    X

No exhibits included.


                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                                  BALANCE SHEETS



                                                      ASSETS

                                                                                  June 30,        September 30,
                                                                                    2003              2003






    TOTAL CURRENT ASSETS                                                          $                 $
                                                                                  =========         =


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $     420         $    420
    Accounts payable - related party                                                  3,805            3,805
                                                                                  ---------         --------
    TOTAL LIABILITIES                                                             $   4,225         $  4,225

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,240)          (5,240)
                                                                                  ---------         --------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (4,225)          (4,225)
                                                                                  ---------         --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                              $                 $
                                                                                  =========         =

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                             STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                             2003              2002                 September 30, 2003




REVENUES                                $          -0-    $          -0-        $                      -0-
                                        --------------    --------------        --------------------------

OPERATING EXPENSES

  General and Administrative                                                                         5,240

TOTAL OPERATING EXPENSES                                                                             5,240

NET (LOSS)                                                $                     $                  (5,240)

NET (LOSS) PER SHARE                    $                 $                     $                    (.00)
                                        ==============    ==============        ==========================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000                         1,000,000
                                        ==============    ==============        ==========================















                                 See accompanying Notes to Financial Statements.


                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                             STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                               2003                         2002September 30, 2003


CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $                 $                     $                  (5,240)

  Add item not requiring the
   use of cash - amortization                                                                        1,015

  Increase (decrease) in accounts
   payable                                                                                           4,225

  Net cash flows from operating
   Activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                             (1,015)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                              1,015

  Net Cash flows from financing
   activities                                                                                        1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                     $

                                       ==============    ==============        =

                                 See accompanying Notes to Financial Statements.

                                              MENDOCINO PARTNERS, INC.
                                        (A Company in the Development Stage)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 September 30, 2003


1.       Comments

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2003 financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts  Payable  --  Related Party -- The Company owes a total of
     $3,566 to an officer/shareholder for expenses paid on behalf of the company since inception.

NOTE 3 -- GOING CONCERN

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


                                                      MENDOCINO PARTNERS, INC.



Date:     November 17, 2003                                   By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                    Officer (chief financial officer
                                               and accounting officer and duly
                                                     authorized officer)

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

Date: November 17, 2003

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer