Form 10QSB
period 2004-03-31
MENDOCINO PARTNERS INC
filed 2004-05-14
CIK 1090448

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























                      See accompanying Notes to Financial Statements.

                                             MENDOCINO PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2003


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows for the three and nine months ended December 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2003 financial statements. The results of operations for the three and nine months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


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

   (c) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls in the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                                     MENDOCINO PARTNERS, INC.



Date:     May 13, 2004                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                              Officer (chief financial officer
                                               and accounting officer and duly
                                                           authorized officer)