Form 10QSB/A
period 2004-03-31
california service stations
filed 2004-09-23
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                   FORM 10-QSB/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                         1,000,000
----------------------------------                         ---------------------
Title of Class                                      Number of Shares outstanding
                                                            at March 31, 2004


Transitional Small Business Format     Yes            No    X


                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                  March 31,         June 30,
                                                                                    2004              2003


    CURRENT ASSETS                                                                $      --         $     --



          Total Current Assets                                                    $      --         $     --
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   2,096         $  1,499
    Accounts payable - related party                                                  3,805            3,805
                                                                                  ---------         --------
    Total Current liabilities                                                     $   5,901         $  5,304
                                                                                  ---------         --------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                           --               --

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (6,916)          (6,319)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                            (5,901)          (5,304)
                                                                                  ---------         --------


                                                                                  $      --         $     --
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



                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                            FROM INCEPTION
                                               FOR THE THREE                FOR THE NINE                    ON APRIL 20
                                                MONTHS ENDED                 MONTHS ENDED                   1994 THROUGH
                                                  MARCH 31,                   MARCH 31,                    MARCH 31
                                          2004             2003                2004             2003          2004




REVENUES                     $           --        $          --     $          --      $         --     $             --
                             --------------        -------------     -------------      ------------     ----------------

EXPENSES
  General and Administrative            482                  417               597               493                6,916
                             --------------        -------------     -------------      ------------     ----------------

LOSS BEFORE INCOME TAXES              (482)                (417)             (597)             (493)              (6,916)

CURRENT TAX EXPENSE                      --                   --                --                --                   --

DEFERRED TAX EXPENSE                     --                   --                --                --                   --
                             --------------        -------------     -------------      ------------     ----------------

NET (LOSS)                   $        (482)        $       (417)     $       (597)      $      (493)     $        (6,916)
                             --------------        -------------     -------------      ------------     ----------------

LOSS PER COMMON SHARE        $        (.00)        $       (.00)     $       (.00)      $      (.00)     $          (.01)
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


                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            FROM INCEPTION
                                                           FOR THE NINE                       ON APRIL 20,
                                                           MONTHS ENDED                     1994 THROUGH
                                                            MARCH 31,                         MARCH 31,
                                                    2004           2003                              2004

Cash Flows from Operating Activities:
  Net (Loss)                            $        (597)    $        (493)        $                  (6,916)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Amortization                                 --                --                             1,015
       Changes in assets and liabilities:
         Increase in accounts payable              597               493                             2,096
         Increase in accounts payable
              - related party                        -                --                             3,805
                                        --------------    --------------        --------------------------
  Net cash provided by  Operating  Activities       --                --                                --
                                                 ------        ----------                   --------------

Cash Flows from Investing Activities:
  Payment of organization costs                     --                --                           (1,015)
                                        --------------    --------------        --------------------------
   Net Cash (Used) by Investing  Activities         --                --                            (1,015)
                                                ------        ----------                -------------------

Cash flows from Financing Activities:
  Proceeds from sale of common stock                --                --                             1,015
                                        --------------    --------------        --------------------------
       Net Cash Provided by Financing  Activities   --                --                             1,015
                                                ------        ----------                  -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $           --    $           --        $                       --
                                         -------------     -------------         -------------------------
   Income taxes                         $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the nine months ended March 31, 2004: None
For the nine months ended March 31, 2003: None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred  Stock - The Company has  authorized  1,000,000  shares of preferred stock,  $.001 par value,  with such
rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and June 30, 2003.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of March 31, 2004, no options have been granted.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $6,900 which may be applied against future taxable income and which expire in various years through 2024.

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES  -  CONTINUED

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,350 and $1,970 as of March 31, 2004 and June 30, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $380 during the nine months ended March 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the nine months ended March 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - During the nine months ended March 31, 2004 and 2003, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At March 31, 2004, the Company owed the shareholder $3,805. No interest is being accrued on the payable.

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

                                             MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                                         FROM INCEPTION
                                          FOR THE THREE                FOR THE NINE                              ON APRIL 20
                                           MONTHS ENDED                 MONTHS ENDE                            1994 THROUGH
                                             MARCH 31,                   MARCH 31,                                    MARCH 31
                                        2004             2003                2004             2003                 2004

Loss from continuing operations
operations available to common
shareholders (numerator)     $        (482)        $       (417)     $       (597)      $      (493)     $        (6,916)
                             --------------        -------------     -------------      ------------     ----------------

Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                     1,000,000            1,000,000         1,000,000         1,000,000            1,000,000
                             --------------        -------------     -------------      ------------     ----------------

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