Form 10QSB/A
period 2002-09-30
california service stations
filed 2004-10-12
CIK 1090448

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

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                September 30,       June 30,
                                                                                    2002              2002


    CURRENT ASSETS                                                                $      --         $     --



          Total Current Assets                                                    $      --         $     --
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   1,001         $    988
    Accounts payable - related party                                                  3,805            3,805
                                                                                  ---------         --------
    Total Current liabilities                                                     $   4,806         $  4,793
                                                                                  ---------         --------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                           --               --

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,821)          (5,808)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                            (4,806)          (4,793)
                                                                                  ---------         --------


                                                                                  $      --         $     --
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



                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                           FROM INCEPTION
                                                       FOR THE THREE                 ON APRIL 20,
                                                         MONTHS ENDED                  1994 THROUGH
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                             2002                    2001                         2002

REVENUE                                 $           --    $           --        $                       --

EXPENSES:
    General and Administrative                      13                --                             5,821
                                        --------------    --------------        --------------------------

LOSS BEFORE INCOME TAXES                          (13)                --                           (5,821)

CURRENT TAX EXPENSE                                 --                --                                --

DEFERRED TAX EXPENSE                                --                --                                --
                                        --------------    --------------        --------------------------

NET LOSS                                $         (13)    $           --        $                  (5,821)
                                        --------------    --------------        --------------------------

LOSS PER COMMON SHARE                   $        (.00)    $           --        $                    (.01)
                                        --------------    --------------        --------------------------


















          The accompanying notes are an integral part of these unaudited condensed financial statements.



                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         FROM INCEPTION
                                                            FOR THE THREE                 ON APRIL 20,
                                                            MONTHS ENDED                  1994 THROUGH
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                     2002                 2001                  2002

Cash Flows from Operating Activities:
  Net (Loss)                            $         (13)    $           --        $                  (5,821)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Amortization                                 --                --                             1,015
       Changes in assets and liabilities:
         Increase in accounts payable               13                --                             1,001
         Increase in accounts payable
              - related party                       --                --                             3,805
                                        --------------    --------------        --------------------------
  Net cash provided by Operating  Activities        --                --                                --
                                                 ------       ----------                    --------------

Cash Flows from Investing Activities:
  Payment of organization costs                     --                --                           (1,015)
                                        --------------    --------------        --------------------------
       Net Cash (Used) by Investing   Activities    --                --                           (1,015)
                                                ------        ----------               -------------------

Cash flows from Financing Activities:
  Proceeds from sale of common stock                --                --                             1,015
                                        --------------    --------------        --------------------------
      Net Cash Provided by Financing   Activities   --                --                             1,015
                                                ------        ----------                 -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $           --    $           --        $                       --
                                         -------------     -------------         -------------------------
   Income taxes                         $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the six months ended September 30, 2002: None
For the six months ended September 30, 2001: None

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred  Stock - The Company has  authorized  1,000,000  shares of preferred stock,  $.001 par value,  with such
rights,  preferences and designations  and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and June 30, 2002.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2002, no options have been granted.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002, unused operating loss carryforwards of approximately $5,821 which may be applied against future taxable income and which expire in various years through 2023.

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES  -  CONTINUED

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,980 and $1,970 as of September 30, 2002 and June 30, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $10 during the three months ended September 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the three months ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - During the three months ended September 30, 2002 and 2001, a former officer/shareholder of the Company directly paid expenses totaling $0 and $108 on behalf of the Company. At September 30, 2002, the Company owed the shareholder $3,805. No interest is being accrued on the payable.

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

                                             MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                       FROM INCEPTION
                                                     FOR THE THREE               ON APRIL 20
                                                      MONTHS ENDED               1994 THROUGH
                                                      SEPTEMBER 30,              SEPTEMBER 30
                                                  2002                  2001                       2002




Loss from continuing operations
operations available to common
shareholders (numerator)               $           (13)           $              --      $         (5,821)
                                       ----------------           -----------------      -----------------

Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                                 1,000,000                   1,000,000              1,000,000
                                        ---------------           -----------------      -----------------

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