Form 10QSB/A
period 2003-09-30
california service stations
filed 2004-10-12
CIK 1090448

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

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                September 30,       June 30,
                                                                                    2003              2003


    CURRENT ASSETS                                                                $      --         $     --



          Total Current Assets                                                    $      --         $     --
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   1,535         $  1,499
    Accounts payable - related party                                                  3,805            3,805
                                                                                  ---------         --------
    Total Current liabilities                                                     $   5,340         $  5,304
                                                                                  ---------         --------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (6,355)          (6,319)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                            (5,340)          (5,304)
                                                                                  ---------         --------


                                                                                  $      --         $     --
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



                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                                       FOR THE THREE               From Inception
                                                       MONTHS ENDED              on April 20, 1994
                                                       September 30,             Through September
                                                 2003           2002                       30, 200





REVENUES                                $           --    $           --        $                       --
                                        --------------    --------------        --------------------------

EXPENSES

  General and Administrative                        36                13                             6,355
                                        --------------    --------------        --------------------------

NET (LOSS)                              $         (36)    $         (13)        $                  (6,355)
                                        --------------    --------------        --------------------------

NET (LOSS) PER COMMON SHARE             $        (.00)    $        (.00)        $                    (.00)
                                        ==============    ==============        ==========================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000                         1,000,000
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


                                             MENDOCINO PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                          FOR THE THREE                From Inception
                                                        MONTHS ENDED                on April 20, 1994
                                                           September 30,               Through September
                                                   2003                 2002                   30, 2003

Cash Flows from Operating Activities:

  Net (Loss)                            $         (36)    $         (13)        $                  (6,355)
  Adjustments to reconcile net loss to net cash
     used by operating activities
  Amortization                                                                                       1,015
  Changes in assets and liabilities
   Increase in accounts payable                     36                13                             1,535
   Increase in accounts  payable - related party    --                --                             3,805
                                                ------    --------------        --------------------------
  Net cash flows provided by  Operating   Activities                 --                    --                                    --
                                                ------         ----------                    --------------


Cash Flows from Investing Activities:
  Payment of organization costs                                                                    (1,015)
      Net Cash (Used) by Investing   Activities    --                  --                           (1,015)
                                               ------            ----------              -------------------
Cash flows from Financing Activities:
  Proceeds from sale of common stock                                                                 1,015
                                        --------------    --------------        --------------------------
     Net Cash Provided by Financing Activities     --                    --                          1,015
                                                ------         ----------                 -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest                                     $    --        $        --                  $            --
                                               ------         ----------                    --------------
 Income  taxes                          $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the three months ended September 30, 2003: None
For the three months ended September 30, 2002: None

               The accompanying notes are an integral part of these u naudited condensed financial statements..

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

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and June 30, 2003.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003, unused operating loss carryforwards of

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 3 - INCOME TAXES  -  CONTINUED

     approximately $6,400 which may be applied against future taxable income and which expire in various years through 2024.

      The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,160 and $2,150 as of September 30, 2003 and 2002, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $10 for the three months ended September 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the three months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Accounts Payable - Related Party - During the three months ended September 30, 2003 and 2002, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At September 30, 2003, the Company owed the shareholder $3,805. No interest is being accrued on the payable.

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

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                            For the Three            From Inception
                                                                            months ended              on April 20,
                                                                            September 30,             1994 Through
                                                                           _______________________    September 30,
                                                                       2003               2002            2003
                                                             -       ------------        ---------        ---------

         Loss from continuing operations
         available to common shareholders
         (numerator)                                         $                (36)             (13)          (6,355)
                                                             -       ------------        ---------        ---------
         Weighted average number of common
         Shares outstanding used in loss per
         share for the period(denominator)                           1,000,000           1,000,000          1,000,000
                                                             -       ------------        ---------        ---------

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