Form 10-K/A
period 2002-06-30
california service stations
filed 2004-10-26
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                   FORM 10-KSB/A

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                  -----------------------------

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

                           2.1.     Articles of Incorporation(1)
                           2.2      Bylaws(1)

         6.                Material Contracts

                           6.1.     1994 Stock Option Plan(1)


(1)      Filed with the Company's original Form 10-SB.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 2004.


                                                       MENDOCINO PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 23, 2004.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand

                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002



                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                                                        PAGE

--              Report of Independent Registered
                          Public Accounting Firm                                                           1


                      Balance Sheet, June 30, 2002                                                         2


                      Statements  of  Operations,  for the years  ended June 30,
                         2002 and  2001 and for the  period  from  inception  on
                         April 20, 1994 through
                         June 30, 2002                                                                     3


               --     Statement of Stockholders' Equity (Deficit),
                         from inception on April 20, 1994 through
                         June 30, 2002                                                                     4


                      Statements  of Cash  Flows,  for the years  ended June 30,
                         2002 and  2001 and for the  period  from  inception  on
                         April 20, 1994 through
                         June 30, 2002                                                                     5


              --     Notes to Financial Statements                                                     6 - 8



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
MENDOCINO PARTNERS, INC.
Dana Point, California

We have audited the accompanying balance sheet of Mendocino Partners, Inc. [a development stage company] as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on April 20, 1994 through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mendocino Partners, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $2,784. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Partners, Inc. [a development stage company] as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on April 20, 1994 through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
June 7, 2004


                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                                                      June 30,
                                                                                                        2002
                                                                                                        -----------
CURRENT ASSETS                                                                              $                     -
                                                                                                        -----------

               Total Current Assets                                                                               -
                                                                                                        -----------

                                                                                                 $                -
                                                                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                            $              988
     Accounts payable - related party                                                                         3,805
                                                                                                        -----------
               Total Current Liabilities                                                                      4,793
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                           -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                                                            1,000
     Capital in excess of par value                                                                              15
     Deficit accumulated during the
       development stage                                                                                     (5,808)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (4,793)
                                                                                                        -----------

                                                                                                 $                -
                                                                                                      -------------








                       The accompanying notes are an integral part of this financial statement.



                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------      ------------
REVENUE                                                              $             -  $             -   $             -

EXPENSES:
     General and administrative                                                1,838              947             5,808
                                                                        ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                                                      (1,838)            (947)           (5,808)

CURRENT TAX EXPENSE                                                                -                -                 -

DEFERRED TAX EXPENSE                                                               -                -                 -
                                                                        ------------     ------------      ------------

NET LOSS                                                     $       (1,838)       $  (947)         $   (5,808)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                $         (.00)  $         (.00)   $         (.01)
                                                                        ------------     ------------      ------------






















                      The accompanying notes are an integral part of these financial statements.


                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2002


                                                                                                               Deficit
                                                                                                             Accumulated
                                                   Preferred Stock          Common Stock       Capital in    During the
                                                   __________________      __________________   Excess of    Development
                                                 Shares      Amount      Shares      Amount     Par Value       Stage
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, April 20, 1994                                  -  $       -            -  $       -  $         -  $         -

Issuance of 1,000,000 shares of common
  stock for cash of $1,015, or $.001 per share,
  April 20, 1994                                         -          -    1,000,000      1,000           15            -

Net loss for the period ended June 30, 1994              -          -            -          -            -          (42)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1994                                   -          -    1,000,000      1,000           15          (42)

Net loss for the year ended June 30, 1995                -          -            -          -            -         (338)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1995                                   -          -    1,000,000      1,000           15         (380)

Net loss for the year ended June 30, 1996                -          -            -          -            -         (320)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1996                                   -          -    1,000,000      1,000           15         (700)

Net loss for the year ended June 30, 1997                -          -            -          -            -         (314)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1997                                   -          -    1,000,000      1,000           15       (1,014)

Net loss for the year ended June 30, 1998                -          -            -          -            -         (312)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1998                                   -          -    1,000,000      1,000           15       (1,326)

Net loss for the year ended June 30, 1999                -          -            -          -            -         (790)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1999                                   -          -    1,000,000      1,000           15       (2,116)

Net loss for the year ended June 30, 2000                -          -            -          -            -         (907)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2000                                   -          -    1,000,000      1,000           15       (3,023)

Net loss for the year ended June 30, 2001                -          -            -          -            -         (947)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2001                                   -          -    1,000,000      1,000           15       (3,970)

Net loss for the year ended June 30, 2002                -          -            -          -            -       (1,838)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2002                                   -  $       -    1,000,000  $   1,000  $        15  $    (5,808)
                                                 ---------    -------    ---------    -------    ---------    ---------








                       The accompanying notes are an integral part of this financial statement.


                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                          $        (1,838) $          (947)  $        (5,808)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Changes in assets and liabilities:
       Increase in accounts payable                                              880                -               988
       Increase in accounts payable - related party                              958              947             3,805
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                           -                -                 -
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                             -                -            (1,015)
                                                                        ------------     ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                              -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                           -                -             1,015
                                                                        ------------     ------------      ------------

Net Increase (Decrease) in Cash                                                    -                -                 -

Cash at Beginning of Period                                                        -                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                $             -  $             -   $             -
                                                                        ------------     ------------      ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                        $             -  $             -   $             -
     Income taxes                                                    $             -  $             -   $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the year ended June 30, 2002:
     None

   For the year ended June 30, 2001:
     None



                      The accompanying notes are an integral part of these financial statements.

                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Mendocino Partners, Inc. ("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $5,800 which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,970 and $1,350 as of June 30, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $620 during the year ended June 30, 2002.

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

     Accounts Payable - Related Party - During the years ended June 30, 2002 and 2001, an officer/shareholder of the Company directly paid expenses totaling $950 and $947 on behalf of the Company. At June 30, 2002, the Company owed the shareholder $3,805. No interest is being accrued on the payable.

                            MENDOCINO PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                 $        (1,838) $          (947)  $        (5,808)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,000,000        1,000,000         1,000,000
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.