Form 10KSB
period 2004-06-30
california service stations
filed 2004-12-01
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the fiscal year ended June 30, 2004

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
For the transition period from                          to

Commission File Number 0-27613
CIK Number 0001090448

                        CALIFORNIA SERVICE STATIONS, INC.

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2004:

Common Stock, $.001 Par Value - 1,250,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

         California Service Stations, Inc., formerly known as Mendocino Partners, Inc., is a publicly reporting Delaware corporation formed in April 1994 solely to seek for and make an acquisition. Management has decided to acquire one or more gasoline stations in the Southern California region.

Our Intended Operations

         Service stations are engaged in the retail sale of motor fuel, merchandise, and ancillary products and services. Most stations operate small convenience stores and offer some level of automobile repair services. Some obtain additional income from sales of lottery tickets, propane, or other items. We do intend to evaluate each station as it is acquired with respect to the profitability of each of the ancillary segments. Some stations may need remodel to improve sales performance.

         We intend to acquire independent stations as well as stations affiliated with a large oil company, referred to as "branded" locations. Branded locations often have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company, the consistency of amenities offered, store locations, and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. However, branded fuel is usually more expensive than unbranded fuel, which is bought from the spot market.

         We will be required to purchase fuel for branded retail outlets from the respective oil company that branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Although our purchases will be concentrated in a few vendors, largely due to the number of branded outlets, management believes that the competition for retail outlets among oil companies is such that we could find alternative supply sources if the need to do so arose, assuming that suitable credit terms from fuel vendors can be obtained.

          During recent years, the industry has not experienced any difficulties in obtaining sufficient quantities of motor fuel to satisfy retail sales requirements. However, unanticipated national or international events or a decrease in available credit from its fuel vendors could result in a curtailment of motor fuel supplies, thereby adversely affecting motor fuel sales. In addition, a significant portion of a station's minimarket or other sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of our operations, as well.

         The convenience stores included with service stations are generally open seven days a week; offer extended hours and emphasize convenience to the customer. Typical convenience stores sell groceries, tobacco products, take-out foods and beverages (including beer and wine if a permit is obtained), dairy products, pre-packaged sandwiches and fountain drinks and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids, magazines.

          Services and repairs are also provided at most stations, depending on the available facilities. We will provide services on an as needed basis, in the case of breakdowns and unforeseen problems, and for regularly scheduled periodic maintenance or smog checks if a smog license is included. In addition to providing services and repairs, stations typically also stock tires and commonly needed parts.

Leverage

       We might be able to benefit from the use of "leverage" in the acquisition of one or more additional locations. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, we would be required to use less of its available funds for acquiring the location and, therefore, could commit those funds to operations or to the acquisition of other locations. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the location. If the location acquired is not able to generate sufficient revenues to make payments on the acquisition debt, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that we will need to commit, may correspondingly increase the risk of loss. No assurance can be given as to the terms or the availability of financing for any acquisition. No assurance can be given as to the terms or the availability of financing for any acquisition. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the locations held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which we may obtain funds for purposes of a leveraged buy-out may impose restrictions on our future borrowing, distribution, and operating policies. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on California Service Stations.

Regulation

         The Company's fueling operations are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and will affect us both in the securing of permits for its fueling operations and in the ongoing conduct of such operations. Facilities that engage primarily in dispensing petroleum products have in the last ten years been the subject of close scrutiny by regulators. Although the Company believes that it will maintain operating procedures satisfactory to comply with such regulations and scrutiny, and expect to maintain environmental insurance on most of its facilities, there can be no assurance that significant cleanup or compliance costs may not be incurred and may affect earnings.

         Service   stations   must  comply  with  the   requirements   of  local
governmental bodies concerning zoning, land use and, as discussed above, environmental factors.

         Our stations might sell alcoholic beverages in areas where such sales are legally permitted. State and local laws generally regulate the sale of alcoholic beverages and grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, the regulatory agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed.

          Sellers of alcoholic beverages have been held responsible for damages caused by underage persons or persons who purchased alcoholic beverages from them and who were intoxicated at the time of the purchase. Although we intend to adopt employee training programs and strict procedures that are designed to minimize such liability, the potential exposure as a seller of alcoholic beverages is substantial.

Competition

         Opportunities to acquire and dispose of service stations are limited by competitive factors, available financing, and competing buyers. We expect to locate stations principally through business brokers.

         Our products and merchandise will not be unique and generally can be obtained readily from a variety of sources at competitive prices. There are many sources of petroleum products, tires and auto parts, supplies and merchandise for our convenience stores. Most of the products will be purchased for resale on an as needed basis, through purchase orders.

         The service station business in general and the separate aspects that make up such business are all highly competitive. There are many service stations throughout our intended marketing area. Many of the Company's competitors, such as the major oil companies and National and regional convenience store chains, are larger, better established and have greater financial and other resources than us.

Employees; Facilities

         We have no employees other than our officers. We are currently using a limited amount of office space of an officer and director. We think our existing office space will be adequate for the next year. One of our employees is full time.

Item 2.   DESCRIPTION OF PROPERTY

 The Company shares office space with one of its officers and directors. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.


                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has not traded. As of June 30, 2004, there were 112 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      We have never received revenues from operations. California Service Stations seeks to acquire at least one and if possible up to 50 service stations in southern California. We have $430,365 cash on hand as of June 30, 2004, which is sufficient to acquire one service station under escrow at an estimated price of $330,000 and for $100,000 for working capital related to that station. The station is located in West Covina, California. This amount was loaned to California Service Stations by an investment entity controlled by an officer and director under an 8% convertible debenture due December 31, 2005. Our cumulative losses through June 30, 2004 were $15,823. We have not had any operations as of the date of this report. Service stations generally are sold at a price equal to a multiple of earnings (2-4 times annual cash flow) plus the value of underlying land, if any. We expect to concentrate on stations where the land is not owned, because the acquisition cost is much less. In Southern California the real estate underlying most stations is appraised at over $1 million.

      We do not intend to acquire any station which is not profitable. Prior to closing, we will review financial records of the business as well as leases and other contracts. We will acquire inventory as of the closing date, including any fuel in tanks. If the location has a liquor (beer and wine) license in connection with a mini market, we will also be required to obtain approval for the transfer of that license. Usually, the sale of a service station is structured as an asset sale, so we will not assume any liabilities. If we eventually acquire a large number of stations, it may be possible to benefit from economies of scale or better purchasing terms for our supplies (gasoline and diesel, groceries and automobile parts), but we do not expect there to be any significant savings for some time. We do not expect at this time to place the stations under one common brand or tradename.

      We plan to fund future acquisitions from the proceeds of shareholder loans, or from equity placements or debt financings. We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. Investors cannot expect that we will be able to raise any funds whatsoever. Even if we are able to find one or more sources of capital, it's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

         Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Since we have not yet generated revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking one or more acquisitions, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Forward looking information

         Our future operating results are subject to many factors, including:

         O     the impact of rapid and persistent fluctuations in the price of gasoline and diesel;

         O     general economic conditions and conditions which affect the market for fuel;

         O     our success in identifying an acquisition;

         O     our ability to integrate acquisitions;

         O other risks which we identify in future filings with the SEC.

      In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.


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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT.

Directors and Executive Officers

         The members of the Board of Directors of California Service Stations serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of California Service Stations. Mr. Sammarro devotes substantially full time to California Service Stations. Mr. Hand devotes approximately ten hours per week.

         Vincent Sammarro           President and Director
         Jehu Hand              Chief Financial Officer, Secretary and Director

         Vincent Sammarro, age 35, has been President and a Director since May, 2004. He was owner of V & S Construction Co., Inc. in Westchester County, New York from 1992 to May 2004. V & S is a general building contractor engaged in commercial and residential construction, with an emphasis on renovation and construction of gasoline stations. Clients included Mobile, Shell, Texaco and Exxon. In 1994 he received an award from Mobil Oil Corporation for Total Quality Management 1994. From 1988 to 1992 he was Project Manager for Rusal
Construction. Mr. Sammarro attended New York University and received a bachelor's degree from SUNY Empire State College.

         Jehu Hand, age 48, has been Chief Financial Officer, Secretary and Director of California Service Stations since its inception, and was its President from inception to May, 2004. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand, a law corporation from 1994 to 1999, and of Hand & Hand, a professional corporation, from June 2002 to the present. He is licensed with the California State Bar. Hand & Hand was a sole proprietorship until it incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Biolase Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Biolase from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a licensed real estate broker and is active as a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. SoCal Securities will not participate in the offering and does not make any market in securities. Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc. He currently devotes 10 hours per week to California Service Stations. He is also director of Worldwide Manufacturing Company USA, Inc.

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.
Information as to the director and executive officer of the Company is as follows.

         Jehu Hand has been Chief Financial Officer and Secretary of the Company since its inception, and he was President until May 2004. He devotes about 10 hours a week to the Company. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a licensed real estate broker and a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc. since 1994. He is also a director of Worldwide Manufacturing Company USA, Inc.


Code of Ethics

         The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a small public company whose shares have not yet traded. We have limited resources and expect to develop a code of ethics by the end of calendar 2004.

Audit Committee Financial Expert

         The Company does not have an audit committee. The entire board of directors, which consists of Jehu Hand, functions as the audit committee. The Company does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Stock Option Plan

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

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash and all other compensation of California Service Station's executive officers and directors during each of the last three fiscal years. The remuneration described in the table includes the cost to California Service Stations of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of California Service Station's business. The executive officers named below did not receive any manner of compensation in the years set forth below.

         Vincent Sammarro receives a salary of $3,000 per month under his employment contract dated May 28, 2004. The contract is at will. He also was issued 250,000 shares of common stock in May 2004, valued at $.01 per share. These shares vest one third on each anniversary of the employment agreement.

..
                           Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION



    Name and                                             Other Annual   Awards             Payouts       All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                             RestrictedSecurities        LTIP
Compensation
                                                                              StockUnderlyingPayouts ($)
                                                                             Awards ($)Options SARs(#)

Vincent Sammarro           2004      $3,000          0             0              0        0           0          0
 CEO                       2003           0          0             0              0        0           0
                           2002           0          0             0              0        0           0          0

Jehu Hand                  2004          $0          0             0              0        0           0          0
 CFO                       2003           0          0             0              0        0           0
                           2002           0          0             0              0        0           0          0






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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

Vincent Sammarro (1)                              250,000                      20.0%

Jehu Hand(2)                                      800,000                     64.0%
24351 Pasto Road, Suite B
Dana Point, California 92629

Kimberly Peterson                                 93,850                      7.5%
All officers and directors
  as a group (2 persons)                         1,050,000                    84.0%

    (1)  The address of this person is c/o the Company.
    (2)  Includes   800,000  shares  held  by  Ecco  Petroleum   Family  Limited
         Partnership which Mr. Hand controls and of which the beneficial owner is a family irrevocable trust for the benefit of his children.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Mendocino Partners, Inc. was organized as a Delaware corporation on April 21, 1994 to seek out an advantageous acquisition. The name of the corporation was changed to California Service Stations, Inc. in August, 2004. On May 13, 2004, an investment fund controlled by Jehu Hand, Arrakis Select, loaned $400,000 to California Service Stations, pursuant to an 8% convertible debenture due December 31, 2005. An additional $25,000 was loaned in June 2004 under a demand note, and $10,000 was contributed to capital of California Service Stations by a shareholder controlled by Mr. Hand.

                                     PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

    Exhibit No.            Document Description

       3.         Certificate of Incorporation and Bylaws

         3.1.     Articles of Incorporation (1)
         3.2      Articles of Amendment (2)
         3.3      Bylaws (1)

10.      Material Contracts

         10.1 Stock Option Plan. (1)
         10.2 Form of Demand note (2)
         10.3 Employment Agreement with Vincent Sammarro  (2)
         10.4   Convertible Debenture due December 31, 2005 (2)

21. Subsidiaries of the small business issuer-Sunset Service Stations, a California corporation. No trade names are employed.

(1)  Filed with the Company's original Form 10-SB.
(2)      Filed herewith.

        (b)                Reports on Form 8-K.  - Not Applicable.

Item 14. Controls and Procedures.

  Not Applicable

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Pritchett, Siler & Hardy, PC, billed us $0 and $0 for audit fees and review of quarterly filings in the fiscal years ended June 30, 2004 and 2003, respectively.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2004 were performed by persons' other than Pritchett, Siler & Hardy, PC `s permanent full time employees.

There were $0, $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Pritchett, Siler & Hardy, PC during the year ended June 30, 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Pritchett, Siler & Hardy, PC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2004.


                                              CALIFORNIA SERVICE STATIONS,  INC.


                                                     By:    /s/ Vincent Sammarro
                                                               Vincent Sammarro
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 30, 2004.



By: /s/ Vincent SammarroPresident (principal executive officer) and Director Vincent Sammarro

By:   /s/ Jehu Hand Secretary, Chief Financial Officer (principal financial and
        Jehu Hand                            accounting officer) and Director



















                     MENDOCINO PARTNERS, INC. AND SUBISIDARY
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004



                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                                       CONTENTS

                                                                                                        PAGE


                     Report of Independent Public Accounting Firm                                          1


                      Consolidated Balance Sheet, June 30, 2004                                            2


                      Consolidated Statements of Operations, for the years ended
                         June  30,  2004  and  2003  and  for  the  period  from
                         inception on April 20, 1994
                         through June 30, 2004                                                             3


                      Consolidated Statement of Stockholders' Equity
                         (Deficit), from inception on April 20, 1994
                         through June 30, 2004                                                         4 - 5


                      Consolidated Statements of Cash Flows, for the years ended
                         June  30,  2004  and  2003  and  for  the  period  from
                         inception on April 20, 1994
                         through June 30, 2004                                                             6


                     Notes to consolidated Financial Statements                                       7 - 11


                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
MENDOCINO PARTNERS, INC. AND SUBSIDIARY
Dana Point, California

We have audited the accompanying consolidated balance sheet of Mendocino Partners, Inc. and Subsidiary [a development stage company] as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mendocino Partners, Inc. and Subsidiary as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $2,784. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Partners, Inc. and Subsidiary [a development stage company] as of June 30, 2004 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
August 31, 2004


                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                                              CONSOLIDATED BALANCE SHEET


                                                        ASSETS

                                                                                                      June 30,
                                                                                                        2004
                                                                                                        -----------
CURRENT ASSETS:
     Cash                                                                                        $          405,365
                                                                                                        -----------
               Total Current Assets                                                                         405,365

OTHER ASSETS:
     Acquisition deposit - held in escrow                                                                    25,000
                                                                                                        -----------
                                                                                                 $          430,365
                                                                                                      -------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                            $            1,769
     Accounts payable - related party                                                                         3,905
     Note payable - related party                                                                            25,000
                                                                                                        -----------
               Total Current Liabilities                                                                     30,674

CONVERTIBLE DEBENTURE - RELATED PARTY                                                                       400,000
                                                                                                        -----------
               Total Liabilities                                                                            430,674
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                           -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,250,000 shares issued and
       outstanding                                                                                            1,250
     Capital in excess of par value                                                                          16,660
     Deficit accumulated during the
       development stage                                                                                    (15,823)
                                                                                                        -----------
                                                                                                              2,087
     Less deferred compensation                                                                              (2,396)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                            (309)
                                                                                                        -----------
                                                                                                 $          430,365
                                                                                                      -------------

                 The   accompanying   notes  are  an   integral   part  of  this
consolidated financial statement.



                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
REVENUE                                                              $             -  $             -   $             -

EXPENSES:
     General and administrative                                                5,345              511            11,664
                                                                        ------------     ------------      ------------

LOSS FROM OPERATIONS                                                          (5,345)            (511)          (11,664)
                                                                        ------------     ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                                                             236                -               236
     Interest expense                                                         (4,395)               -            (4,395)
                                                                        ------------     ------------      ------------
               Total Other Income (Expense)                                   (4,159)               -            (4,159)
                                                                        ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                                                      (9,504)            (511)          (15,823)

CURRENT TAX EXPENSE                                                                -                -                 -

DEFERRED TAX EXPENSE                                                               -                -                 -
                                                                        ------------     ------------      ------------

NET LOSS                                                     $       (9,504)       $  (511)         $   (15,823)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                $         (.01)  $         (.00)   $         (.02)
                                                                        ------------     ------------      ------------















                 The   accompanying   notes  are  an   integral   part  of  this
consolidated financial statement.


                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2004

                                                                                                                 Deficit
                                                                                                               Accumulated
                                           Preferred Stock         Common Stock      Capital in                During the
                                             ________________       ________________  Excess of    Deferred    Development
                                         Shares      Amount     Shares       Amount   Par Value      Comp.        Stage
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, April 20, 1994                          - $        -           - $        - $         - $        -  $            -

Issuance of 1,000,000 shares of
  common stock for cash of $1,015,
  or $.001 per share, April 20, 1994             -          -   1,000,000      1,000          15          -               -

Net loss for the period ended
  June 30, 1994                                  -          -           -          -           -          -             (42)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1994                           -          -   1,000,000      1,000          15          -             (42)

Net loss for the year ended
  June 30, 1995                                  -          -           -          -           -          -            (338)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1995                           -          -   1,000,000      1,000          15          -            (380)

Net loss for the year ended
  June 30, 1996                                  -          -           -          -           -          -            (320)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1996                           -          -   1,000,000      1,000          15          -            (700)

Net loss for the year ended
  June 30, 1997                                  -          -           -          -           -          -            (314)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1997                           -          -   1,000,000      1,000          15          -          (1,014)

Net loss for the year ended
  June 30, 1998                                  -          -           -          -           -          -            (312)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1998                           -          -   1,000,000      1,000          15          -          (1,326)

Net loss for the year ended
  June 30, 1999                                  -          -           -          -           -          -            (790)





                                   [Continued]




                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2004

                                   [Continued]

                                                                                                                 Deficit
                                                                                                               Accumulated
                                           Preferred Stock         Common Stock      Capital in                During the
                                             ________________       ________________  Excess of    Deferred    Development
                                         Shares      Amount     Shares       Amount   Par Value      Comp.        Stage
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 1999                           -          -   1,000,000      1,000          15          -          (2,116)

Net loss for the year ended
  June 30, 2000                                  -          -           -          -           -          -            (907)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 2000                           -          -   1,000,000      1,000          15          -          (3,023)

Net loss for the year ended
  June 30, 2001                                  -          -           -          -           -          -            (947)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 2001                           -          -   1,000,000      1,000          15          -          (3,970)

Net loss for the year ended
  June 30, 2002                                  -          -           -          -           -          -          (1,838)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 2002                           -          -   1,000,000      1,000          15          -          (5,808)

Net loss for the year ended
  June 30, 2003                                  -          -           -          -           -          -            (511)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 2003                           -          -   1,000,000      1,000          15          -          (6,319)

Capital Contributions, May 2004                  -          -           -          -      10,000          -               -

Accrued interest forgiven recorded
  as contribution to capital                     -          -           -          -       4,395          -               -

Issuance of 250,000 shares of
  common stock for employee
  services valued at $2,500, or
  $.01 per share, May  2004                      -          -     250,000        250       2,250      2,500               -

Net loss for the year ended
  June 30, 2004                                  -          -           -          -           -       (104)         (9,504)
                                          --------    -------    --------    -------    --------    -------     -----------
BALANCE, June 30, 2004                           - $        -   1,250,000 $    1,250 $    16,660 $    2,396  $      (15,823)
                                          --------    -------    --------    -------    --------    -------     -----------

                 The   accompanying   notes  are  an   integral   part  of  this
consolidated financial statement.



                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                          $        (9,504) $          (511)  $       (15,823)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Non-cash interest expense                                                 4,395                -             4,395
     Non-cash services for common stock                                          105                -               105
     Changes in assets and liabilities:
       Increase in accounts payable                                              269              511             1,768
       Increase in accounts payable - related party                              100                              3,905
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                      (4,635)               -            (4,635)
                                                                        ------------     ------------      ------------
Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
   Acquisition deposit held in escrow                                        (25,000)               -           (25,000)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                       (25,000)               -           (26,015)
                                                                        ------------     ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from convertible debenture - related party                       400,000                -           400,000
   Proceeds from notes payable - related party                                25,000                -            25,000
   Capital  contributions                                                     10,000                -            10,000
   Proceeds from sale of common stock                                              -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                     435,000                -           436,015
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                              405,365                -           405,365

Cash at Beginning of Period                                                        -                -                 -
                                                                        ------------     ------------      ------------
Cash at End of Period                                                $       405,365  $             -   $       405,365
                                                                        ------------     ------------      ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                        $             -  $             -   $             -
     Income taxes                                                    $             -  $             -   $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the year ended June 30, 2004:
     Issued 250,000 shares for employee services valued at $2,500 to be rendered over three years. Through June 30, 2004 the Company recognized $105 of the expense.

     A shareholder of the Company forgave accrued interest totaling $4,395. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

   For the year ended June 30, 2003:
     None

                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Mendocino Partners, Inc. and Subsidiary ("Parent") was organized under the laws of the State of
     Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions.

     Sunset Service Stations ("Subsidiary") was organized under the laws of the State of California on June 21, 2004 as a wholly-owned subsidiary of Parent.

     Mendocino Partners, Inc. and Subsidiary ("the Company") plans to acquire and operate gas service stations that are currently in operation. The
     Company has not generated any revenue from its planned principle operations. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Consolidation - The financial statements include the accounts of Parent and Parent's wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year-end is June 30, 2004.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 5].

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTE PAYABLE

     In May 2004, the Company issued a $25,000 note payable to an entity related to a shareholder of the Company. The note is due on demand and accrues interest at 8% per annum. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through June 30, 2004 the entity has forgiven $187 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 3 - CONVERTIBLE DEBENTURE

     In May 2004, the Company issued a $400,000 convertible debenture to an entity related to a shareholder of the Company. The debenture is due on December 31, 2005 and accrues interest at 8% per annum and is convertible to common stock at $.01 per share. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through June 30, 2004 the entity has forgiven $4,208 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

     The Company has the following convertible debentures payable at:


                                                                                                      June 30,
                                                                                                        2004
                                                                                                        -----------
     $400,000 8% unsecured convertible debenture
     maturing in December 2005, convertible into
     common stock at $.01 per share.                                                             $          400,000
                                                                                                        -----------
     Less current portion                                                                                         -
                                                                                                        -----------
                                                                                                 $          400,000
                                                                                                        -----------

     The convertible debentures mature as follows for the twelve-month periods ended:

                                June 30,                          Principal Due
                                 -----------                        -----------
                                  2005                       $               -
                                  2006                                  400,000
                                                                    -----------
                                                              $         400,000
                                                                    -----------

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In May 2004, the Company issued 250,000 shares of common stock for employee services valued at $2,500 (or $.01 per share). The shares vest one-third each anniversary for three years. Through June 30, 2004, the Company recognized $105 of the expense.

     In April 1994, in connection with their organization, the Company issued 1,000,000 shares of their previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2004, no options have been granted.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004 unused operating loss carryforwards of approximately $15,800 which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,400 and $2,150 as of June 30, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,250 during the year ended June 30, 2004.

                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - During the years ended June 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $100 and $0 on behalf of the Company. At June 30, 2004, the Company owed the shareholder $3,905. No interest is being accrued on the payable.

     In May 2004, the Company borrowed $25,000 from an entity related to a shareholder of the Company [See Note 2].

     Notes Payable - In May 2004, the Company issued a $400,000 convertible debenture payable to an entity related to a shareholder of the Company [See
     Note 3].

     Management Compensation - For the years ended June 30, 2004 and 2003, the Company paid $3,000 and $0 to the president of the Subsidiary.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                     MENDOCINO PARTNERS, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO COSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                 $        (9,504) $          (511)  $       (15,823)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,025,273        1,000,000         1,002,484
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENT

     Name Changes - In August 2004 Parent changed its name to California Service Stations, Inc.

     Proposed Acquisition - The Company is proposing to acquire a gas station in southern California. The proposed agreement calls for the Company to pay $299,000 to acquire all of the assets associated with the gas station. At June 30, 2004, the Company had paid a deposit of $25,000 into an escrow for the proposed acquisition.

     Final acquisition agreement has not yet been signed and final consummation of the acquisition is not guaranteed.