Form 10QSB
period 2004-09-30
california service stations
filed 2004-12-01
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-26713


                           CALIFORNIA SERVICE STATIONS
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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                   1,250,000
----------------------------------                        --------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2004


Transitional Small Business Format     Yes            No    X



                        CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                              September 30,           June 30,
                                                                                  2004                  2004
                                                                                  -----------           -----------
CURRENT ASSETS:
     Cash                                                                  $          383,017    $          405,365
     Prepaid expenses                                                                     960                     -
                                                                                  -----------           -----------
               Total Current Assets                                                   383,977               405,365
                                                                                  -----------           -----------
OTHER ASSETS:
     Acquisition deposit, held in escrow                                               25,000                25,000
     Deferred acquisition costs                                                         4,000                     -
                                                                                  -----------           -----------
               Total Other Assets                                                      29,000                25,000
                                                                                  -----------           -----------
                                                                           $          412,977    $          430,365
                                                                                -------------         -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                      $            1,239    $            1,769
     Accounts payable - related party                                                   3,905                 3,905
     Note payable - related party                                                      25,000                25,000
                                                                                  -----------           -----------
               Total Current Liabilities                                               30,144                30,674

CONVERTIBLE DEBENTURE - RELATED PARTY                                                 400,000               400,000
                                                                                  -----------           -----------
               Total Liabilities                                                      430,144               430,674
                                                                                  -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                     -                     -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,250,000 shares issued and
       outstanding                                                                      1,250                 1,250
     Capital in excess of par value                                                    25,230                16,660
     Deficit accumulated during the
       development stage                                                              (41,459)              (15,823)
                                                                                  -----------           -----------
                                                                                      (14,979)                2,087

     Less deferred compensation                                                        (2,188)               (2,396)
                                                                                  -----------           -----------
               Total Stockholders' Equity (Deficit)                                   (17,167)                 (309)
                                                                                  -----------           -----------
                                                                           $          412,977    $          430,365
                                                                                -------------         -------------

Note: The balance sheet at June 30, 2004 was taken from the audited financial statements at that date and condensed. The accompanying notes are an integral part of this condensed consolidated financial statement.


                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Three            From Inception
                                                                               Months Ended              on April 20,
                                                                              September 30,              1994 Through
                                                                            _________________________    September 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
REVENUE                                                              $             -  $             -   $             -

EXPENSES:
     General and administrative                                               17,823              534            29,487
                                                                        ------------     ------------      ------------

LOSS FROM OPERATIONS                                                         (17,823)            (534)          (29,487)
                                                                        ------------     ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                                                             757                -               993
     Interest expense                                                         (8,570)               -           (12,965)
                                                                        ------------     ------------      ------------
               Total Other Income (Expense)                                   (7,813)               -           (11,972)
                                                                        ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                                                     (25,636)            (534)          (41,459)

CURRENT TAX EXPENSE                                                                -                -                 -

DEFERRED TAX EXPENSE                                                               -                -                 -
                                                                        ------------     ------------      ------------

NET LOSS                                                     $       (25,636)      $  (534)         $   (41,459)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                $         (.02)  $         (.00)   $         (.04)
                                                                        ------------     ------------      ------------











            The accompanying notes are an integral part of this condensed consolidated financial statement.


                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Three            From Inception
                                                                               Months Ended              on April 20,
                                                                              September 30,              1994 Through
                                                                            _________________________    September 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                          $       (25,636) $          (534)  $       (41,459)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Non-cash interest expense                                                 8,570                -            12,965
     Non-cash services for common stock                                          207                -               312
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                                  (529)             534             1,239
       Increase in accounts payable - related party                                -                              3,905
       (Increase) in prepaid expenses                                           (960)               -              (960)
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                     (18,348)               -           (22,983)
                                                                        ------------     ------------      ------------
Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
   Payment of acquisition deposit, held in escrow                                  -                -           (25,000)
   Deferred acquisition costs                                                 (4,000)               -            (4,000)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                        (4,000)               -           (30,015)
                                                                        ------------     ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from convertible debenture - related party                             -                -           400,000
   Proceeds from note payable - related party                                      -                -            25,000
   Capital contributions                                                           -                -            10,000
   Proceeds from sale of common stock                                              -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                           -                -           436,015
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                              (22,348)               -           383,017

Cash at Beginning of Period                                                  405,365                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                $       383,017  $             -   $       383,017
                                                                        ------------     ------------      ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                        $             -  $             -   $             -
     Income taxes                                                    $             -  $             -   $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the three months ended September 30, 2004:
     In May 2004, the Company issued 250,000 shares for employee services valued at $2,500 to be rendered over three years. For the three months ended September 30, 2004 the Company recognized $207 of the expense.

     A shareholder of the Company forgave accrued interest totaling $8,570. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.
   For the three months ended September 30, 2003:          None
The accompanying notes are an integral part of these condensed consolidated financial statements.

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - California Service Stations, Inc. and Subsidiary ("Parent") was organized under the laws of the
     State of Delaware  on April 20,  1994 as  Mendocino  Parthers,  Inc.
 In August  2004  Parent  changed its name to
     California Service Stations, Inc. and Subsidiary for the purpose of seeking out business opportunities, including acquisitions.

     Sunset Service Stations ("Subsidiary") was organized under the laws of the State of California on June 21, 2004 as a wholly-owned subsidiary of Parent.

     California Service Stations, Inc. and Subsidiary ("the Company") plans to acquire and operate gas service stations that are currently in operation. The Company has not generated any revenue from its planned principle operations. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Acquisition Costs - Costs related to proposed acquisitions are deferred and will be included in the acquisition price upon completion of the related acquisition. In the event an acquisition is unsuccessful, the costs related to the acquisition are written off to expense.

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

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - NOTE PAYABLE

     In May 2004, the Company issued a $25,000 note payable to an entity related to a shareholder of the Company. The note is due on demand and accrues interest at 8% per annum. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through September 30, 2004 the entity has forgiven $691 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 3 - CONVERTIBLE DEBENTURE

     In May 2004, the Company issued a $400,000 convertible debenture to an entity related to a shareholder of the Company. The debenture is due on December 31, 2005 and accrues interest at 8% per annum and is convertible to common stock at $.01 per share. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through September 30, 2004 the entity has forgiven $12,274 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

     The Company has the following convertible debentures payable at:


                                                                                                    September 30,
                                                                                                        2004
                                                                                                        -----------
     $400,000 8% unsecured convertible debenture
     maturing in December 2005, convertible into
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
                                                                                                        -----------

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE DEBENTURE [Continued]

     The convertible debentures mature as follows for the twelve-month periods ended:

                              September 30,                       Principal Due
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
                                                                     -----------

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In May 2004, the Company issued 250,000 shares of common stock for employee services valued at $2,500 (or $.01 per share). The shares vest one-third each anniversary for three years. Through September 30, 2004, the Company recognized $312 of the expense.

     In April 1994, in connection with their organization, the Company issued 1,000,000 shares of their previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2004, no options have been granted.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004 unused operating loss carryforwards of approximately $41,500 which may be applied against future taxable income and which expire in various years through 2025.

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,100 and $5,400 as of September 30, 2004 and June 30, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,700 during the three months ended September 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - During the three months ended September 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At September 30, 2004, the Company owed the shareholder $3,905. No interest is being accrued on the payable.

In May 2004, the Company borrowed $25,000 from an entity related to a shareholder of the Company [See Note 2].

Notes Payable - In May 2004, the Company issued a $400,000 convertible debenture payable to an entity related to a shareholder of the Company [See Note 3].

     Management Compensation - For the three months ended September 30, 2004 and 2003, the Company paid $9,000 and $0 to the president of the Subsidiary.

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

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                                               For the Three            From Inception
                                                                               Months Ended              on April 20,
                                                                              September 30,              1994 Through
                                                                            _________________________    September 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                 $       (25,636) $          (534)  $       (41,459)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,250,000        1,000,000         1,008,451
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENT

     Proposed Acquisition - The Company is proposing to acquire a gas station in southern California. The proposed agreement calls for the Company to pay $299,000 to acquire all of the assets associated with the gas station. In
     June 2004, the Company deposited $25,000 with an escrow agent in anticipation of the proposed acquisition.

     Final acquisition agreement has not yet been signed and final consummation of the acquisition is not guaranteed.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      We have never received revenues from operations. California Service Stations seeks to acquire at least one and if possible up to 50 service stations in southern California. We have $383,017 cash on hand as of September 30, 2004, which is sufficient to acquire one service station under escrow at an estimated price of $330,000 and for $53,000 for working capital related to that station. The station is located in West Covina, California. A total of $425,000 was loaned to California Service Stations by an investment entity controlled by an officer and director under an 8% convertible debenture due December 31, 2005.

      Our cumulative losses through September 30, 2004 were $41,459. We have not had any operations as of the date of this report. Service stations generally are sold at a price equal to a multiple of earnings (2-4 times annual cash flow) plus the value of underlying land, if any. We expect to concentrate on stations where the land is not owned, because the acquisition cost is much less. In Southern California the real estate underlying most stations is appraised at over $1 million.

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

Item 3.  Controls and Procedures.
..
     a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                               CALIFORNIA SERVICE STATIONS, INC.



Date:     November 30, 2004                                   By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                  Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                           authorized officer)