Form 10QSB
period 2004-12-31
california service stations
filed 2005-02-18
CIK 1090448

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2004

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                          1,250,000
----------------------------------            -------------------------------
Title of Class                                    Number of Shares outstanding
                                                          at December 31, 2004


Transitional Small Business Format     Yes            No    X




                             CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                              December 31,            June 30,
                                                                                  2004                  2004
                                                                                  -----------           -----------
CURRENT ASSETS:
     Cash                                                                  $            3,654    $          405,365
     Prepaid expenses                                                                       -                     -
                                                                                  -----------           -----------
               Total Current Assets                                                     3,654               405,365
                                                                                  -----------           -----------
OTHER ASSETS:
     Acquisition deposit, held in escrow                                              385,000                25,000
     Deferred acquisition costs                                                         4,000                     -
                                                                                  -----------           -----------
               Total Other Assets                                                     389,000                25,000
                                                                                  -----------           -----------
                                                                           $          392,654    $          430,365
                                                                                -------------         -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                      $            1,239    $            1,769
     Accounts payable - related party                                                   3,905                 3,905
     Note payable - related party                                                      25,000                25,000
                                                                                  -----------           -----------
               Total Current Liabilities                                               30,144                30,674

CONVERTIBLE DEBENTURE - RELATED PARTY                                                 400,000               400,000
                                                                                  -----------           -----------
               Total Liabilities                                                      430,144               430,674
                                                                                  -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                     -                     -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,250,000 shares issued and
       outstanding                                                                      1,250                 1,250
     Capital in excess of par value                                                    33,660                16,660
     Deficit accumulated during the
       development stage                                                              (70,421)              (15,823)
                                                                                  -----------           -----------
                                                                                      (35,511)                2,087

     Less deferred compensation                                                        (1,979)               (2,396)
                                                                                  -----------           -----------
               Total Stockholders' Equity (Deficit)                                   (37,490)                 (309)
                                                                                  -----------           -----------
                                                                           $          392,654    $          430,365
                                                                                -------------         -------------

Note: The balance sheet at June 30, 2004 was taken from the audited financial statements at that date and condensed. The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.





                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three                  For the Six             From Inception
                                                 Months Ended                  Months Ended              on April 20,
                                                 December 31,                  December 31,              1994 Through
                                                                                                         December 31,
                                              2004          2003          2004              2003             2004
                                              ----          ----          ----              ----             ----


REVENUE                                     $       -      $     -       $       -        $       -        $      -

EXPENSES:
     General and administrative                20,668           79          38,491              115          50,155
                                            ---------      -------       ---------        ---------        --------

LOSS FROM OPERATIONS                         (20,668)         (79)        (38,491)            (115)        (50,155)
                                            ---------      -------       ---------        ---------        --------

OTHER INCOME (EXPENSE)
     Interest income                              136            -             893                -           1,129
     Interest expense                         (8,430)            -        (17,000)                -        (21,395)
                                            ---------      -------       ---------        ---------        --------
     Total Other Income (Expense)             (8,294)            -        (16,107)                -        (20,266)
                                            ---------      -------       --------         ---------        --------

LOSS BEFORE INCOME TAXES                     (28,962)         (79)        (54,598)            (115)        (70,421)

CURRENT TAX EXPENSE                                                              -                -               -

DEFERRED TAX EXPENSE                                                             -                -               -
                                            ---------      -------       ---------        ---------        --------

NET LOSS                                    $(28,962)      $  (79)       $(54,598)        $   (115)        $(70,421)
                                            =========      =======       =========        =========        =========

LOSS PER COMMON SHARE                       $   (.02)      $ (.00)       $     (.04)      $     (.00)      $  (.07)
                                            =========      =======       ===========      ===========      ========











       The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.



                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Six             From Inception
                                                                               Months Ended              on April 20,
                                                                               December 31,              1994 Through
                                                                            _________________________    December 31,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                          $       (54,598) $          (115)  $       (70,421)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Non-cash interest expense                                                17,000                -            21,395
     Non-cash services for common stock                                          416                -               521
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                                  (529)             115             1,239
       Increase in accounts payable - related party                                -                -             3,905
       (Increase) in prepaid expenses                                              -                -                 -
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                     (37,711)               -           (42,346)
                                                                        ------------     ------------      ------------
Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
   Payment of acquisition deposit, held in escrow                           (360,000)               -          (385,000)
   Deferred acquisition costs                                                 (4,000)               -            (4,000)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                      (364,000)               -          (390,015)
                                                                        ------------     ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from convertible debenture - related party                             -                -           400,000
   Proceeds from note payable - related party                                      -                -            25,000
   Capital contributions                                                           -                -            10,000
   Proceeds from sale of common stock                                              -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                           -                -           436,015
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                             (401,711)               -             3,654

Cash at Beginning of Period                                                  405,365                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                $         3,654  $             -   $         3,654
                                                                        ------------     ------------      ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                        $             -  $             -   $             -
     Income taxes                                                    $             -  $             -   $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the six months ended December 30, 2004:
     In May 2004, the Company issued 250,000 shares for employee services valued at $2,500 to be rendered over six years. For the six months ended December
     30, 2004 the Company recognized $416 of the expense.

     A shareholder of the Company forgave accrued interest totaling $17,000. Due to the related party nature of the debt  forgiveness,  the Company recorded the forgiveness as a capital contribution.
   For the six months ended December 30, 2003:             None
The  accompanying  notes  are an  integral  part of  these  unaudited  condensed consolidated financial statements.


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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory
     Costs - an amendment of ARB No. 43, Chapter 4", and SFAS No. 152, "Accounting for Real Estate Time-Sharing
     Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets -
     an amendment of APB Opinion NO. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - NOTE PAYABLE

     In May 2004, the Company issued a $25,000 note payable to an entity related to a shareholder of the Company. The note is due on demand and accrues interest at 8% per annum. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through December 31, 2004 the entity has forgiven $1,191 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 3 - CONVERTIBLE DEBENTURE

     In May 2004, the Company issued a $400,000 convertible debenture to an entity related to a shareholder of the Company. The debenture was due on December 31, 2005 (extended to December 31, 2006) and accrues interest at 8% per annum and is convertible to common stock at $.01 per share. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through December 30, 2004 the entity has forgiven $20,274 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

     The Company has the following convertible debentures payable at:

                                                                                                    December 31,
                                                                                                        2004
                                                                                                        -----------
     $400,000 8% unsecured convertible debenture
     maturing in December 2006, convertible into
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

                              December 31,                      Principal Due
                                 -----------                      -----------
                                  2005                      $               -
                                  2006                                400,000
                                                                  -----------
                                                            $         400,000
                                                                  -----------

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In May 2004, the Company issued 250,000 shares of common stock for employee services valued at $2,500 (or $.01 per share). The shares vest one-third each anniversary for six years. Through December 30, 2004, the Company recognized $520 of the expense.

     In April 1994, in connection with their organization, the Company issued 1,000,000 shares of their previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or six months after termination of employment. As of December 31, 2004, no options have been granted.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 30, 2004 unused operating loss carryforwards of approximately $70,400 which may be applied against future taxable income and which expire in various years through 2025.

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $23,900 and $5,400 as of December 30, 2004 and June 30, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $18,500 during the six months ended December 31, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - During the six months ended December 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At December 31, 2004, the Company owed the shareholder $3,905. No interest is being accrued on the payable.

In May 2004, the Company borrowed $25,000 from an entity related to a shareholder of the Company [See Note 2].

Notes Payable - In May 2004, the Company issued a $400,000 convertible debenture payable to an entity related to a shareholder of the Company [See Note 3].

     Management Compensation - For the six months ended December 31, 2004 and 2003, the Company paid $18,000 and $0 to the president of the Subsidiary.

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

                CALIFORNIA SERVICE STATIONS, INC. AND SUBSIDIARY
                       (Formerly Mendocino Partners, Inc.)
                          [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                For the Six             From Inception
                                                                               Months Ended              on April 20,
                                                                               December 31,              1994 Through
                                                                            _________________________    December 31,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                 $       (54,598) $          (115)  $       (70,421)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,250,000        1,000,000         1,014,138
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENT

     Proposed Acquisition - On February 7, 2005 the Company acquired a gas station in southern California for $299,000 to acquire all of the assets
    (excluding convenience store operations) plus $18,000 in inventory. A second station was contracted for in October 2004 and $30,000 was placed in escrow for this acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      We have never received revenues from operations. California Service Stations seeks to acquire at least one and if possible up to 50 service stations in southern California. We have $3,654 cash on hand as of December 31, 2004 and $355,000 in escrow for that station, which is sufficient to acquire one service station under escrow at an estimated price of $330,000 and for $25,000 for working capital related to that station. The station is located in West Covina, California. A second station, also in West Covina is under contract on similar terms and $30,000 is in escrow for that purchase. A total of $425,000 was loaned to California Service Stations by an investment entity controlled by an officer and director under an 8% convertible debenture due December 31, 2005. This fund is willing to lend an additional $350,000 to purchase the second station and for working capital.

      Our cumulative losses through December 31, 2004 were $70,421. We have not had any operations as of the date of this report. Service stations generally are sold at a price equal to a multiple of earnings (2-4 times annual cash flow) plus the value of underlying land, if any. We expect to concentrate on stations where the land is not owned, because the acquisition cost is much less. In Southern California the real estate underlying most stations is appraised at over $1 million.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                               CALIFORNIA SERVICE STATIONS, INC.



Date:   February 18, 2005                                    By:/s/ Jehu Hand
                                                                   Jehu Hand,
                                                                Chief Financial
                                                Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)